Form 10-K405
period 1996-12-31
WESTPOINT STEVENS REC MAS TR FL RT TRAD REC PAR CE SE 1994-1
filed 1997-03-28
CIK 943570

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
(Mark One)
 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

         For the fiscal year ended: December 31, 1996

                                       OR

 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from __________ to __________

                        Commission file number: 0-24718
                                               --------

                  WestPoint Stevens Receivables Master Trust
     (Issuer in respect of the WestPoint Stevens Receivables Master Trust Floating Rate Trade Receivables Participation Certificates, Series 1994-1)
  --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


New York (governing law of pooling and servicing agreement)                          58-2080658
-----------------------------------------------------------              ------------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

        507 West 10th Street, West Point, Georgia                                      31833
-------------------------------------------------                        ------------------------------------
  (Address of principal executive offices)                                           (zip code)

Registrant's telephone number, including area code: (706) 645-4248

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:
WestPoint Stevens Receivables Master Trust Floating Rate Trade Receivables Participation Certificates,
Series 1994-1
--------------------------------------------------------------------------------
                               (Title of Class)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X .   No    .
                                                       ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K.      [ X ]
                 ---

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1996: Not applicable.

Number of shares of common stock outstanding as of December 31, 1996: Not applicable.

                                     PART I

ITEM 1.   BUSINESS.

      The trust relating to the Series 1994-1 Certificates (the "Trust") was established pursuant to an Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 1994 (as supplemented, the "Pooling and Servicing Agreement"), among the Registrant, WestPoint Stevens Inc., as servicer (in such capacity, the "Servicer") and Chase Manhattan Bank, as trustee (in such capacity, the "Trustee") of the Trust, a copy of which was attached as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

      The Trust has issued the WestPoint Stevens Receivables Master Trust Floating Rate Trade Receivables Participation Certificates, Series 1994-1 (the "Certificates"). The Certificates evidence a fractional undivided interest in the Trust. The Trust consists primarily of a segregated pool of trade receivables (the "Receivables"). Holders of the Certificates (the "Certificateholders") receive Monthly Settlement Statements regarding distributions.

      Other information with respect to the business of the Trust is omitted pursuant to the exemption request to the Office of Chief Counsel of the Division of Corporation Finance, Securities and Exchange Commission (the "Office of the Chief Counsel") dated March 31, 1995 (the "Exemption Letter") with respect to the Certificates and the Response of the Office of the Chief Counsel to the Exemption Letter dated May 8, 1995 (the "No Action Letter").

ITEM 2.   PROPERTIES.

      The Servicer's monthly certificates as to compliance (each, a "Monthly Certificate of Servicer") for each month of the fiscal year covered by this Form 10-K have been filed by the Servicer as an exhibit to this Form 10-K under Items 8 and 14. The Monthly Certificate of Servicer is a certification by an officer of the Servicer that such officer is not aware of the occurrence and continuance of any liquidation event, unmatured liquidation event or payout event under the Pooling and Servicing Agreement. The annual statement as to compliance which the Servicer is required to deliver to the Trustee (the "Annual Servicing Report of Independent Accountants") will be filed by the Servicer as an exhibit to this Form 10-K under Items 8 and 14. The Annual Servicing Report of Independent Accountants is a report by independent public accountants, in accordance with Section 3.07 of the Pooling and Servicing Agreement, stating that such accountants have performed certain agreed upon procedures, in accordance with standards established by the American Institute of Certified Public Accountants, relative to the Servicer's servicing of the Receivables and that, in performing such agreed upon procedures, no material exceptions were noted.

      Other information omitted pursuant to Exemption Letter and No Action
Letter.

ITEM 3.   LEGAL PROCEEDINGS.

      The Registrant knows of no material pending legal proceedings involving the Receivables allocated to the Certificates or involving the Servicer, the Trustee or WPS Receivables Corporation with respect to such Receivables, other than ordinary or routine litigation incidental to the Servicer's, the Trustee's or WPS Receivables Corporation's duties under the Pooling and Servicing Agreement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

      The Certificates represent the beneficial ownership of the Trust consisting of the Receivables which are owned by Certificateholders as trust beneficiaries. Strictly speaking, the Registrant has no "common equity," but for purposes of this Item only, the Certificates are treated as "common equity."

                 (a) Market Information. To the best knowledge of the Registrant, there is no established public trading market for the Certificates.

                 (b) Holders. The Certificates are registered in the name of only one holder, Cede & Co., the nominee of The Depository Trust Company as of December 31, 1996.

                 (c) Dividends. Response omitted pursuant to Exemption Letter and No Action Letter.

ITEM 6.   SELECTED FINANCIAL DATA.

      Response omitted pursuant to Exemption Letter and No Action Letter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Response omitted pursuant to Exemption Letter and No Action Letter.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Annual Servicing Report of Independent Accountants on the Servicer's servicing activities is filed as exhibit 99.1 hereto.

      Certain information that is contained in the Current Reports on Form 8-K for the preceding fiscal year is presented on an annualized basis as appropriate and is filed as exhibit 99.2 hereto.

      Monthly Certificates of Servicer as to compliance for each month of the fiscal year covered by this Form 10-K are filed as exhibit 99.3 hereto.

      Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on February 20, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on February 21, 1996).

      Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on March 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on March 21, 1996).

      Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on April 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on April 24, 1996).

      Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on May 20, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on June 6, 1996).

      Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on June 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on June 28, 1996).

      Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on July 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on July 26, 1996).

      Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on August 19, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on August 23, 1996).

      Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on September 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on September 24, 1996).

      Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on October 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on October 29, 1996).

      Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on November 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on January 3, 1997).

      Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on December 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on January 7, 1997).

      Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on January 21, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on January 22, 1997).

      Other information omitted pursuant to Exemption Letter and No Action
Letter.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Response omitted pursuant to Exemption Letter and No Action Letter.

ITEM 11.   EXECUTIVE COMPENSATION.

      Response omitted pursuant to Exemption Letter and No Action Letter.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) The Certificates are registered in the name of only one holder, Cede & Co., Inc., the nominee of The Depository Trust Company as of December 31, 1996.

                 Other information omitted pursuant to Exemption Letter and No Action Letter.

         (b)     Response omitted pursuant to Exemption Letter and No Action
                 Letter.

         (c)     Response omitted pursuant to Exemption Letter and No Action
                 Letter.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         (a)     (1) Response omitted pursuant to Exemption Letter and No
                     Action Letter.

         (a)     (2) Response omitted pursuant to Exemption Letter and No
                     Action Letter.

         (a)     (3) Registrant knows of no transaction or series
                     of transactions during the fiscal year ended December 31, 1996, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000 involving the Registrant in which a Certificateholder who owns of record or beneficially more than five percent of the

                     Certificates had or will have a direct or indirect material interest.

         (b)         Response omitted pursuant to Exemption Letter and No Action
                     Letter.

         (c)         Response omitted pursuant to Exemption Letter and No Action
                     Letter.

         (d)         Response omitted pursuant to Exemption Letter and No
                     Action Letter.


                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a) The following is a list of documents filed as part of this report:


EXHIBITS

 Exhibit
 Number
 ------
  4.1    Amended and Restated Pooling and Servicing Agreement of the Registrant dated as of  May 27, 1994 (hereby incorporated herein by reference to Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1994
         (Commission File No. 33- 76956) filed with The Securities and Exchange Commission).

 99.1    Annual Servicing Report of Independent Accountants on the Servicer's servicing activities is filed as exhibit 99.1 hereto

 99.2    Certain information that is contained in the Current Reports on Form 8-K for the preceding fiscal year is presented on an annualized basis as appropriate and is filed as exhibit 99.2 hereto.

 99.3    Monthly Certificates of Servicer as to compliance for each month of the fiscal year covered by this Form 10-K are filed as exhibit 99.3 hereto.

 99.4    Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on February 20, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange
         Commission on February 21, 1996).

 99.5    Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on March 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange
         Commission on March 21, 1996).

 99.6    Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on April 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange
         Commission on April 24, 1996).

                                      6


 99.7 Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on May 20, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on June 6, 1996).

 99.8 Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on June 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on June 28, 1996).

 99.9 Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on July 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on July 26, 1996).

 99.10 Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on August 19, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on August 23, 1996).

 99.11 Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on September 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on September 24,
         1996).

 99.12 Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on October 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on October 29, 1996).

 99.13 Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on November 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on January 3, 1997).


 99.14 Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on December 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on January 7, 1997).

 99.15 Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on January 21, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on January 22, 1997).






         (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report and are hereby incorporated by reference:

    DATE FILED               EVENT REPORTED

    October 29, 1996         October 18, 1996 distribution to certificateholders


         (c)    Response omitted pursuant to Exemption Letter and No Action
                Letter.

         (d)    Response omitted pursuant to Exemption Letter and No Action
                Letter.

                   SUPPLEMENTAL INFORMATION TO BE FURNISHED
                 WITH REPORTS FILED PURSUANT TO SECTION 15(D)
                   BY REGISTRANTS WHICH HAVE NOT REGISTERED
                 SECURITIES PURSUANT TO SECTION 12 OF THE ACT

      No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.


                                  SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  WESTPOINT STEVENS RECEIVABLES
                                                   MASTER TRUST

                                                  By: WESTPOINT STEVENS INC.,
                                                      -------------------------
                                                        as Servicer



                                                  By:   /s/ J. Nelson Griffith
                                                      -------------------------
                                                      Name: J. Nelson Griffith
                                                      Title: Controller


Date: March 27, 1997

                                 EXHIBIT INDEX

                                                                                                Sequential
Exhibit                                    Document                                             Page Number
-------                                    --------                                             -----------
   4.1   Amended and Restated Pooling and Servicing Agreement of the Registrant dated  as of          *
         May 27, 1994 (hereby incorporated herein by reference to Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File
         No. 33-76956) filed with The Securities and Exchange Commission).

  99.1   Annual Servicing Report of Independent Accountants on the Servicer's servicing               *
         activities is filed as exhibit 99.1 hereto

  99.2   Certain information that is contained in the Current Reports on Form 8-K for the             *
         preceding fiscal year is presented on an annualized basis as appropriate and is filed as exhibit 99.2 hereto.

  99.3   Monthly Certificates of Servicer as to compliance for each month of the fiscal year          *
         covered by this Form 10-K are filed as exhibit 99.3 hereto.

  99.4   Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's          *
         Current Report on Form 8-K as to distributions made on February 20, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange
         Commission on February 21, 1996).

  99.5   Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's          *
         Current Report on Form 8-K as to distributions made on March 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange
         Commission on March 21, 1996).

   99.6  Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's          *
         Current Report on Form 8-K as to distributions made on April 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange
         Commission on April 24, 1996).

   99.7  Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's          *
         Current Report on Form 8-K as to distributions made on May 20, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange
         Commission on June 6, 1996).

   99.8  Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's          *
         Current Report on Form 8-K as to distributions made on June 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange
         Commission on June 28, 1996).

                                                                                                Sequential
Exhibit                                    Document                                             Page Number
-------                                    --------                                             -----------
99.9     Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's          *
         Current Report on Form 8-K as to distributions made on July 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange
         Commission on July 26, 1996).

 99.10   Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's          *
         Current Report on Form 8-K as to distributions made on August 19, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange
         Commission on August 23, 1996).

 99.11   Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's          *
         Current Report on Form 8-K as to distributions made on September 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange
         Commission on September 24, 1996).

 99.12   Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's          *
         Current Report on Form 8-K as to distributions made on October 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange
         Commission on October 29, 1996).

 99.13   Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's          *
         Current Report on Form 8-K as to distributions made on November 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange
         Commission on January 3, 1997).

 99.14   Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's          *
         Current Report on Form 8-K as to distributions made on December 18, 1996 (hereby incorporated herein by reference and filed with the Securities and Exchange
         Commission on January 7, 1997).

 99.15   Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's          *
         Current Report on Form 8-K as to distributions made on January 21, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange
         Commission on January 22, 1997).