Form 10-K405
period 1997-12-31
WESTPOINT STEVENS REC MAS TR FL RT TRAD REC PAR CE SE 1994-1
filed 1998-03-26
CIK 943570

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

         For the fiscal year ended: December 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from __________ to __________

                        Commission file number: 0-24718
                                                -------

                   WestPoint Stevens Receivables Master Trust
      (Issuer in respect of the WestPoint Stevens Receivables Master Trust Floating Rate Trade Receivables Participation Certificates, Series 1994-1)
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  New York (governing law of
pooling and servicing agreement)                        58-2080658
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


507 West 10th Street, West Point, Georgia                  31833
-----------------------------------------   ------------------------------------
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
                                              ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]
            ---

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1997: Not applicable.

Number of shares of common stock outstanding as of December 31, 1997: Not applicable.

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

              (b) Holders. The Certificates are registered in the name of only one holder, Cede & Co., the nominee of The Depository Trust Company as of December 31, 1997.

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

       Response omitted pursuant to Exemption Letter and No Action Letter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       Response omitted pursuant to Exemption Letter and No Action Letter.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       Annual Servicing Report of Independent Public Accountants on the Servicer's servicing activities is filed as exhibit 99.1 hereto.

       Certain information that is contained in the Current Reports on Form 8-K for the preceding fiscal year is presented on an annualized basis as appropriate and is filed as exhibit 99.2 hereto.

       Monthly Certificates of Servicer as to compliance for each month of the fiscal year covered by this Form 10-K are filed as exhibit 99.3 hereto.

       Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on February 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on March 3, 1997).

       Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on March 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on April 7, 1997).

       Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on April 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on April 21, 1997).

       Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on May 19, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on May 23, 1997).

       Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on June 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on June 20, 1997).

       Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on July 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on July 24, 1997).

       Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on August 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on August 27, 1997).

       Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on September 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on September 23, 1997).

       Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on October 20, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on October 29, 1997).

       Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on November 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on November 25, 1997).

       Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on December 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on December 18, 1997).

       Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on January 20, 1998 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on January 29, 1998).

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

       Response omitted pursuant to Exemption Letter and No Action Letter.

ITEM 11. EXECUTIVE COMPENSATION.

       Response omitted pursuant to Exemption Letter and No Action Letter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       (a) The Certificates are registered in the name of only one holder, Cede & Co., Inc., the nominee of The Depository Trust Company as of December 31, 1997.

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

       (c)    Response omitted pursuant to Exemption Letter and No Action
              Letter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       (a)    (1) Response omitted pursuant to Exemption Letter and No Action
              Letter.

       (a)    (2) Response omitted pursuant to Exemption Letter and No Action
              Letter.

       (a) (3) Registrant knows of no transaction or series of transactions during the fiscal year ended December 31, 1997, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000 involving the Registrant in which a Certificateholder who owns of record or beneficially more than five percent of the Certificates had or will have a direct or indirect material interest.

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

99.4 Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on February 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on March 3, 1997).

99.5 Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on March 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on April 7, 1997).

99.6 Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on April 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on April 21, 1997).

99.7 Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on May 19, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on May 23, 1997).

99.8 Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on June 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on June 20, 1997).

99.9 Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on July 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on July 24, 1997).

99.10 Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on August 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on August 27, 1997).

99.11 Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on September 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on September 23, 1997).

99.12 Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on October 20, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on October 29, 1997).

99.13 Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on November 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on November 25, 1997).

99.14 Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on December 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on December 18, 1997).

99.15 Monthly Settlement Statement to Certificateholders filed as exhibit to Registrant's Current Report on Form 8-K as to distributions made on January 20, 1998 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on January 29, 1998).




       (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report and are hereby incorporated by reference:

                     DATE FILED           EVENT REPORTED
                     ----------           --------------
                     October 29, 1997     October 20, 1997 distribution to certificateholders
                     November 25, 1997    November 18, 1997 distribution to certificateholders
                     December 18, 1997    December 18, 1997 distribution to certificateholders

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

                                          WESTPOINT STEVENS RECEIVABLES
                                           MASTER TRUST

                                          By: WESTPOINT STEVENS INC.,
                                                as Servicer



                                          By: /s/ J. Nelson Griffith
                                             -----------------------------------
                                              Name: J. Nelson Griffith
                                              Title: Controller


Date: March 26, 1998

                                  EXHIBIT INDEX

                                                                                     Sequential
Exhibit                                 Document                                     Page Number
-------                                 --------                                     -----------


4.1    Amended and Restated Pooling and Servicing Agreement of the Registrant              *
       dated as of May 27, 1994 (hereby incorporated herein by reference to
       Registrants Annual Report on Form 10-K for the fiscal year ended December
       31, 1994 (Commission File No. 33-76956) filed with The Securities and
       Exchange Commission).

99.1   Annual Servicing Report of Independent Accountants on the Servicer's                *
       servicing activities is filed as exhibit 99.1 hereto.

99.2   Certain information that is contained in the Current Reports on Form 8-K            *
       for the preceding fiscal year is presented on an annualized basis as appropriate and is filed as exhibit 99.2 hereto.

99.3   Monthly Certificates of Servicer as to compliance for each month of the             *
       fiscal year covered by this Form 10-K are filed as exhibit 99.3 hereto.

99.4   Monthly Settlement Statement to Certificateholders filed as exhibit to              *
       Registrant's Current Report on Form 8-K as to distributions made on
       February 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on March 3, 1997).

99.5   Monthly Settlement Statement to Certificateholders filed as exhibit to              *
       Registrant's Current Report on Form 8-K as to distributions made on March
       18, 1997 (hereby incorporated herein by reference and filed with the
       Securities and Exchange Commission on April 7, 1997).

99.6   Monthly Settlement Statement to Certificateholders filed as exhibit to              *
       Registrant's Current Report on Form 8-K as to distributions made on April
       18, 1997 (hereby incorporated herein by reference and filed with the
       Securities and Exchange Commission on April 21, 1997).

99.7   Monthly Settlement Statement to Certificateholders filed as exhibit to              *
       Registrant's Current Report on Form 8-K as to distributions made on May
       19, 1997 (hereby incorporated herein by reference and filed with the
       Securities and Exchange Commission on May 23, 1997).

99.8   Monthly Settlement Statement to Certificateholders filed as exhibit to              *
       Registrant's Current Report on Form 8-K as to distributions made on June
       18, 1997 (hereby incorporated herein by reference and filed with the
       Securities and Exchange Commission on June 20, 1997).

                                                                                     Sequential
Exhibit                                 Document                                     Page Number
-------                                 --------                                     -----------


99.9   Monthly Settlement Statement to Certificateholders filed as exhibit to              *
       Registrant's Current Report on Form 8-K as to distributions made on July
       18, 1997 (hereby incorporated herein by reference and filed with the
       Securities and Exchange Commission on July 24, 1997).

99.10  Monthly Settlement Statement to Certificateholders filed as exhibit to              *
       Registrant's Current Report on Form 8-K as to distributions made on
       August 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on August 27, 1997).

99.11  Monthly Settlement Statement to Certificateholders filed as exhibit to              *
       Registrant's Current Report on Form 8-K as to distributions made on
       September 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on September 23, 1997).

99.12  Monthly Settlement Statement to Certificateholders filed as exhibit to              *
       Registrant's Current Report on Form 8-K as to distributions made on
       October 20, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on October 29, 1997).

99.13  Monthly Settlement Statement to Certificateholders filed as exhibit to              *
       Registrant's Current Report on Form 8-K as to distributions made on
       November 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on November 25, 1997).

99.14  Monthly Settlement Statement to Certificateholders filed as exhibit to              *
       Registrant's Current Report on Form 8-K as to distributions made on
       December 18, 1997 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on December 18, 1997).

99.15  Monthly Settlement Statement to Certificateholders filed as exhibit to              *
       Registrant's Current Report on Form 8-K as to distributions made on
       January 20, 1998 (hereby incorporated herein by reference and filed with the Securities and Exchange Commission on January 29, 1998).